Form 10-Q
period 2024-07-31
Nuveen Churchill Private Credit Fund
filed 2024-08-21
CIK 2022625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-56659
NUVEEN CHURCHILL PRIVATE CREDIT FUND
(Exact name of registrant as specified in its charter)

Delaware	99-6603992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue, 9th Floor, New York, NY	10152
(Address of principal executive offices)	(Zip Code)
(212) 478-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 8,400,040 shares of common stock as of August 21, 2024.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•an economic downturn and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•the impact of interest rate volatility on our business and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and ongoing war in the Middle East, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with Churchill Asset Management LLC, our investment adviser (“Churchill” or the “Adviser”), and/or its respective affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Churchill to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisers or their respective affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (a “RIC”) and operate as a business development company (“BDC”);
•the impact of future legislation and regulation on our business and our portfolio companies.

Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL PRIVATE CREDIT FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

As of July 31, 2024
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $527,401)	$527,219
Cash and cash equivalents	26,237
Deferred offering costs	90
Interest receivable	1,970
Receivable for investments sold	67
Total assets	$555,583

Liabilities
Secured borrowings (net of $363 deferred financing costs) (See Note 6)	$339,637
Payable for investments purchased	3,910
Interest payable	932
Organizational expense payable	143
Board of Trustees' fees payable	15
Offering costs payable	99
Professional fees payable	142
Accounts payable and accrued expenses	117
Total liabilities	$344,995

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 8,400,040 common shares issued and outstanding	$84
Paid-in-capital in excess of par value	209,917
Total distributable earnings (loss)	587
Total net assets	$210,588

Total liabilities and net assets	$555,583

Net asset value per share (See Note 9)	$25.07
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from June 29, 2024 to July 31, 2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,119
Other income	16
Total investment income	2,135

Expenses:
Interest and debt financing expenses	933
Management fees (See Note 5)	141
Professional fees	107
Board of Trustees’ fees	15
Administration fees	19
Other general and administrative expenses	20
Offering costs	9
Total expenses	1,244
Management fees waived (See Note 5)	(141)
Net expenses	1,103
Net investment income (loss)	1,032

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	2
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(182)
Total net realized and unrealized gain (loss) on investments	(180)

Net increase (decrease) in net assets resulting from operations	$852

Per share data:
Net investment income (loss) per share - basic and diluted	$0.31
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.26
Weighted average common shares outstanding	3,309,131
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from June 29, 2024 to July 31, 2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,032
Net realized gain (loss) on investments	2
Net change in unrealized appreciation (depreciation) on investments	(182)
Net increase (decrease) in net assets resulting from operations	852
Capital share transactions:
Issuance of common shares	210,000
Net increase (decrease) in net assets resulting from capital share transactions	210,000
Total increase (decrease) in net assets	210,852
Net assets, beginning of period	(264)
Net assets, end of period	$210,588
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from June 29, 2024 to July 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$852

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(527,607)
Proceeds from principal repayments and sales of investments	254
Amortization of premium/accretion of discount, net	(46)
Net realized (gain) loss on investments	(2)
Net change in unrealized (appreciation) depreciation on investments	182
Amortization of deferred financing costs	1
Amortization of offering costs	9
Changes in operating assets and liabilities:
Receivable for investments sold	(67)
Interest receivable	(1,970)
Organizational expenses payable	(87)
Payable for investments purchased	3,910
Interest payable	932
Professional fees payable	107
Board of Trustees' fees payable	15
Accounts payable and accrued expenses	117
Net cash provided by (used in) operating activities	(523,400)

Cash flows from financing activities:
Proceeds from issuance of common shares	210,000
Proceeds from secured borrowings	340,000
Payments of deferred financing costs	(364)
Net cash provided by (used in) financing activities	549,636

Net increase (decrease) in Cash and cash equivalents	26,236
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$26,237
The following table provides a reconciliation of cash and cash equivalents reported on the consolidated statement of assets and liabilities that sum to the total of comparable amounts on the consolidated statement of cash flows (dollars in thousands):

July 31, 2024
Cash	$290
Cash Equivalents	25,947
Total Cash and Cash Equivalents Shown on the Consolidated Statement of Cash Flows	$26,237

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
July 31, 2024
(dollars in thousands, except share data)

Portfolio Company (1) (2)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Aerospace & Defense
AIM Acquisition LLC	(4)(9)	First Lien Term Loan	S + 5.00%	10.42%	12/2/2025	$5,471	$5,471	$5,417	2.6%
Loc Performance Products	(4)(9)	First Lien Term Loan	S + 5.25%	10.69%	12/22/2026	3,477	3,400	3,399	1.6%
Precision Aviation Group	(4)(9)	First Lien Term Loan	S + 5.50%	10.83%	12/21/2029	7,142	7,102	7,102	3.4%
Precision Aviation Group (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.75%	10.83%	12/21/2029	2,895	450	450	0.2%
Total Aerospace & Defense							16,423	16,368	7.8%

Automotive
Randys Holdings, Inc	(4)(7)(9)	First Lien Term Loan	S + 6.25%	11.56%	11/1/2028	8,228	8,132	8,131	3.9%
Randys Holdings, Inc (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 6.25%	11.56%	11/1/2028	2,797	798	797	0.4%
Total Automotive							8,930	8,928	4.2%

Banking, Finance, Insurance, Real Estate
Patriot Growth Insurance Service (Delayed Draw) (Incremental)	(4)(7)(9)	First Lien Term Loan	S + 5.00%	10.48%	10/16/2028	1,982	1,956	1,956	0.9%
Vensure Employer Services (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.25%	10.58%	3/26/2027	9,458	9,380	9,380	4.5%
Vensure Employer Services	(4)(9)	First Lien Term Loan	S + 4.75%	10.08%	3/26/2027	10,542	10,515	10,515	5.0%
Total Banking, Finance, Insurance, Real Estate							21,851	21,851	10.4%

Beverage, Food & Tobacco
Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries)	(4)(8)(9)(13)	First Lien Term Loan	S + 5.75%	11.08%	9/25/2029	5,021	4,958	4,957	2.4%
Cold Spring Brewing Company	(4)(9)	First Lien Term Loan	S + 4.75%	10.09%	12/19/2025	3,427	3,427	3,427	1.6%
Nonni's Foods, LLC	(4)(9)	First Lien Term Loan	S + 5.25%	10.68%	6/1/2026	2,343	2,343	2,343	1.1%
Sugar Foods	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.33%	10/2/2030	2,873	2,884	2,884	1.4%
Sugar Foods (Delayed Draw)	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.33%	10/2/2030	1,254	1,259	1,259	0.6%
Summit Hill Foods	(4)(9)	First Lien Term Loan	S + 6.00%	11.35%	11/29/2029	7,422	7,394	7,394	3.5%
Sunny Sky Products	(4)(9)	First Lien Term Loan	S + 5.50%	10.83%	12/23/2028	3,284	3,255	3,255	1.5%
Sunny Sky Products (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.50%	10.83%	12/23/2028	825	(7)	(8)	—%
Watermill Express, LLC (Delayed Draw)	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.23%	7/5/2029	121	121	121	0.1%
Watermill Express, LLC	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.23%	7/5/2029	1,252	1,249	1,249	0.6%
Total Beverage, Food & Tobacco							26,883	26,881	12.8%

Capital Equipment
E-Technologies	(4)(9)	First Lien Term Loan	S + 5.50%	10.84%	4/9/2030	4,488	4,447	4,447	2.1%
GenServe LLC	(4)(7)(9)	First Lien Term Loan	S + 5.75%	10.69%	6/30/2025	7,792	7,792	7,792	3.7%
MSHC Inc	(4)(7)(9)	First Lien Term Loan	S + 4.00%	9.59%	10/29/2027	1,759	1,761	1,761	0.8%
Ovation Holdings, Inc.	(4)(9)	First Lien Term Loan	S + 6.25%	11.73%	2/5/2029	10,615	10,606	10,605	5.0%
Ovation Holdings, Inc. (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.25%	11.73%	2/5/2029	2,414	1,974	1,974	0.9%
PT Intermediate Holdings III, LLC	(4)(7)(9)	First Lien Term Loan	S + 3.25%	8.58%	4/9/2030	3,579	3,573	3,573	1.7%
PT Intermediate Holdings III, LLC (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 3.25%	8.58%	4/9/2030	219	—	—	—%
Rhino Tool House	(4)(9)	First Lien Term Loan	S + 5.25%	10.73%	4/4/2029	5,327	5,336	5,336	2.5%
Rhino Tool House (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.25%	10.72%	4/4/2029	1,768	1,738	1,737	0.8%
Southern Air & Heat	(4)(9)	First Lien Term Loan	S + 4.75%	10.23%	10/1/2027	1,318	1,301	1,301	0.6%
Southern Air & Heat (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 4.75%	10.28%	10/1/2027	1,375	1357	1357	0.6%
Total Capital Equipment							39,885	39,883	18.9%

Chemicals, Plastics, & Rubber
Chroma Color Corporation (dba Chroma Color)	(4)(9)	First Lien Term Loan	S + 6.00%	11.33%	4/23/2029	4,681	4,645	4,645	2.2%
Chroma Color Corporation (dba Chroma Color) (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.00%	11.33%	4/23/2029	1,028	(8)	(8)	—%
Tangent Technologies Acquisition, LLC	(4)(9)	First Lien Term Loan	S + 4.50%	10.30%	11/30/2027	12,409	12,314	12,314	5.8%
Total Chemicals, Plastics, & Rubber							16,951	16,951	8.0%

Construction & Building
Hyphen Solutions, LLC	(4)(7)(9)	First Lien Term Loan	S + 5.50%	10.94%	10/27/2026	9,155	9,155	9,155	4.3%
ICE USA Infrastructure	(4)(9)	First Lien Term Loan	S + 5.75%	11.08%	3/15/2030	3,260	3,228	3,228	1.5%
MEI Rigging & Crating	(4)(9)	First Lien Term Loan	S + 5.00%	10.34%	6/29/2029	7,158	7159	7159	3.4%
MEI Rigging & Crating (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.00%	10.34%	6/29/2029	1,142	—	—	—%
Sciens Building Solutions, LLC	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.19%	12/15/2027	2,564	2,556	2,556	1.2%
Sciens Building Solutions, LLC (Delayed Draw)	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.15%	12/15/2027	1,354	1,350	1,350	0.6%
Tencate	(7)(9)(12)	First Lien Term Loan	S + 4.00%	9.33%	2/21/2031	1,865	1,876	1,870	0.9%
Tencate (Delayed Draw)	(7)(9)(12)	First Lien Term Loan	S + 4.00%	9.33%	2/21/2031	408	411	410	0.2%
Vertex Service Partners	(4)(9)	First Lien Term Loan	S + 5.50%	10.82%	11/8/2030	1,971	1,944	1,943	0.9%
Vertex Service Partners (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.50%	10.83%	11/8/2030	3,401	2,397	2,397	1.1%
WSB Engineering Holdings Inc.	(4)(9)	First Lien Term Loan	S + 6.00%	11.10%	8/31/2029	2,563	2,528	2,528	1.2%
WSB Engineering Holdings Inc. (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.00%	11.08%	8/31/2029	1,676	1,149	1,149	0.5%
Total Construction & Building							33,753	33,745	16.0%

Consumer Goods: Durable
Freedom US Acquisition Corporation	(4)(9)	First Lien Term Loan	S + 5.75%	11.23%	9/30/2024	4,343	4,289	4,278	2.0%
Total Consumer Goods: Durable							4,289	4,278	2.0%

Consumer Goods: Non-Durable
Accupac, Inc.	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.50%	1/16/2026	5,981	5,897	5,895	2.8%
Accupac, Inc. (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 6.00%	11.50%	1/16/2026	1,985	(28)	(29)	—%
Elevation Labs	(4)(9)	First Lien Term Loan	S + 5.75%	11.00%	6/30/2028	3,729	3,713	3,713	1.8%
Elevation Labs (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.75%	11.18%	6/30/2028	1,839	543	543	0.3%
GSM Outdoors	(4)(9)	First Lien Term Loan	S + 5.00%	10.46%	11/16/2026	3,860	3,860	3,860	1.8%
Image International Intermediate Holdco II, LLC (Incremental)	(4)(7)(9)	First Lien Term Loan	S + 5.50%	10.96%	7/10/2025	7,614	7,528	7,525	3.6%
Image International Intermediate Holdco II, LLC (Incremental)	(4)(7)(9)	First Lien Term Loan	S +5.50%	10.96%	7/10/2025	3,707	3,665	3,663	1.7%
Market Performance Group	(4)(9)	First Lien Term Loan	S + 5.25%	10.58%	1/8/2030	8,352	8,435	8,436	4.0%
Market Performance Group (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.25%	10.58%	1/8/2030	2,009	623	623	0.3%
Protective Industrial Products (“PIP”)	(4)(9)	First Lien Term Loan	S + 4.00%	9.46%	12/29/2027	924	922	922	0.4%
Total Consumer Goods: Non-Durable							35,158	35,151	16.7%

Containers, Packaging & Glass
Online Labels Group	(4)(9)	First Lien Term Loan	S +5.25%	10.58%	12/19/2029	2,189	2,189	2,189	1.0%
Online Labels Group (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.25%	10.58%	12/19/2029	425	—	—	—%
Online Labels Group (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S +5.25%	10.58%	12/19/2029	109	—	—	—%
Total Containers, Packaging & Glass							2,189	2,189	1.0%

Energy: Electricity
National Power	(4)(9)	First Lien Term Loan	S + 6.00%	11.10%	10/22/2029	4,009	3,993	3,993	1.9%
National Power (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.00%	11.10%	10/22/2029	2,166	(9)	(9)	—%
Tinicum Voltage Intermediate Holdings LLC	(4)(9)	First Lien Term Loan	S + 4.75%	10.24%	12/15/2028	6,796	6,602	6,602	3.1%
Total Energy: Electricity							10,586	10,586	5.0%

Environmental Industries
Contract Land Staff	(4)(9)	First Lien Term Loan	S + 5.00%	10.33%	3/27/2030	2,065	2,045	2,045	1.0%
Contract Land Staff (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.00%	10.33%	3/27/2030	828	178	178	0.1%
Impact Environmental Group (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	1,061	1,061	1,061	0.5%
Impact Environmental Group (Incremental 2023)	(4)(9)	First Lien Term Loan	S + 6.00%	10.43%	3/23/2029	10,409	10,408	10,408	4.9%
Impact Environmental Group (Delayed Draw) (Incremental 2024)	(4)(6)(9)	First Lien Term Loan	S + 5.00%	10.43%	3/23/2029	3,168	—	—	—%
North Haven Stack Buyer, LLC (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 5.00%	10.50%	7/16/2027	1,112	311	311	0.1%
North Haven Stack Buyer, LLC (Delayed Draw) (Fourth Amendment)	(4)(7)(9)	First Lien Term Loan	S + 5.25%	10.74%	7/16/2027	639	638	638	0.3%
North Haven Stack Buyer, LLC (Delayed Draw) (Fourth Amendment)	(4)(7)(9)	First Lien Term Loan	S + 5.25%	10.53%	7/16/2027	1,295	1,293	1,293	0.6%
North Haven Stack Buyer, LLC (Delayed Draw) (Fourth Amendment)	(4)(7)(9)	First Lien Term Loan	S + 5.25%	10.53%	7/16/2027	375	374	374	0.2%
North Haven Stack Buyer, LLC (Delayed Draw) (Fourth Amendment)	(4)(7)(9)	First Lien Term Loan	S + 5.25%	10.59%	7/16/2027	2,063	2,059	2,059	1.0%
The Facilities Group	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.17%	11/30/2027	2,771	2,737	2,737	1.3%
The Facilities Group	(4)(7)(9)	First Lien Term Loan	S +5.75%	11.18%	11/30/2027	1,939	1,915	1,915	0.9%
The Facilities Group (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S +5.75%	11.19%	11/30/2027	1,548	32	32	—%
The Facilities Group (Delayed Draw)	(4)(7)(9)	First Lien Term Loan	S +5.75%	11.18%	11/30/2027	1,971	1,947	1,946	0.9%
Total Environmental Industries							24,998	24,997	11.9%

Healthcare & Pharmaceuticals
All Star Healthcare Solutions	(4)(7)(9)	First Lien Term Loan	S + 5.50%	10.83%	5/1/2030	4,252	4,212	4,211	2.0%
All Star Healthcare Solutions (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 5.50%	10.83%	5/1/2030	1,063	(10)	(10)	—%
Health Management Associates	(4)(9)	First Lien Term Loan	S + 6.25%	11.70%	3/30/2029	5,386	5,372	5,372	2.6%
Health Management Associates (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.25%	11.70%	3/30/2029	927	457	457	0.2%
J. Knipper and Company Inc	(4)(9)	First Lien Term Loan	S + 6.50%	11.98%	10/1/2025	9,000	8,833	8,828	4.2%
PromptCare	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.44%	9/1/2027	2,050	2,041	2,041	1.0%
PromptCare (Delayed Draw)	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.40%	9/1/2027	319	318	318	0.2%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners)	(4)(9)	First Lien Term Loan	S + 5.75%	10.94%	10/5/2029	8,462	8,298	8,297	3.9%
SCP Eye Care Holdco, LLC (DBA EyeSouth Partners) (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.75%	10.93%	10/5/2029	2,715	1,675	1,675	0.8%
Thorne HealthTech	(4)(9)	First Lien Term Loan	S + 5.50%	10.83%	10/16/2030	9,336	9,354	9,354	4.4%
TIDI Products	(4)(7)(9)	First Lien Term Loan	S + 5.50%	10.84%	12/19/2029	11,274	11,348	11,349	5.4%
TIDI Products (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 5.50%	10.84%	12/19/2029	2,982	20	20	—%
VMG Health	(4)(9)	First Lien Term Loan	S + 5.00%	10.33%	4/16/2030	5,918	5,864	5,863	2.8%
Young Innovations	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.08%	12/3/2029	9,095	9,010	9,010	4.3%
Young Innovations (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 5.75%	11.08%	12/3/2029	1,904	(18)	(18)	—%
Total Healthcare & Pharmaceuticals							66,774	66,767	31.7%

High Tech Industries
Acclaim MidCo, LLC (dba ClaimLogiQ)	(4)(9)	First Lien Term Loan	S + 6.00%	11.33%	6/13/2029	2,541	2,533	2,533	1.2%
Acclaim MidCo, LLC (dba ClaimLogiQ) (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.00%	11.33%	6/13/2029	1,027	(3)	(3)	—%
Eliassen Group LLC	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.08%	4/14/2028	3,202	3,202	3,202	1.5%
Eliassen Group LLC (Delayed Draw)	(4)(7)(9)	First Lien Term Loan	S + 5.75%	11.08%	4/14/2028	230	230	230	0.1%
GS Acquisition Co	(4)(7)(9)	First Lien Term Loan	S + 5.25%	10.06%	5/25/2028	5,814	5,790	5,789	2.7%
Infobase Acquisition, Inc.	(4)(9)	First Lien Term Loan	S + 5.50%	11.01%	6/14/2028	2,789	2,789	2,789	1.3%
ITSavvy LLC	(4)(9)	First Lien Term Loan	S + 5.25%	10.75%	8/8/2028	2,604	2,604	2,604	1.2%
ITSavvy LLC (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.25%	10.73%	8/8/2028	87	34	34	—%
Stratix	(4)(9)	First Lien Term Loan	S + 5.50%	10.73%	9/15/2028	6,565	6,565	6,565	3.1%
Validity Inc	(4)(9)	First Lien Term Loan	S + 5.25%	10.69%	5/30/2026	7,320	7,320	7,320	3.5%
Velosio	(4)(7)(9)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	2,427	2,404	2,404	1.1%
Velosio (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 5.25%	10.56%	3/1/2030	500	(5)	(5)	—%
Total High Tech Industries							33,463	33,462	15.9%

Media: Advertising, Printing & Publishing
VS Professional Training AcquisitionCo LLC	(4)(9)	First Lien Term Loan	S + 5.25%	10.60%	9/30/2026	4,583	4,594	4,594	2.2%
Wpromote	(4)(9)	First Lien Term Loan	S + 5.75%	11.18%	10/23/2028	3,476	3,481	3,481	1.7%
Wpromote (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.75%	11.18%	10/23/2028	471	1	1	—%
Total Media: Advertising, Printing & Publishing							8,076	8,076	3.8%

Retail
Syndigo	(4)(7)(9)	First Lien Term Loan	S + 4.50%	9.96%	12/15/2027	2,738	2,722	2,722	1.3%
Total Retail							2,722	2,722	1.3%

Services: Business
AG Group Holdings, Inc.	(9)(12)	First Lien Term Loan	S + 4.00%	9.34%	12/29/2028	3,331	3,327	3,322	1.6%
ARMstrong	(4)(9)	First Lien Term Loan	S + 6.25%	11.68%	10/8/2029	7,538	7,507	7,508	3.6%
ARMstrong (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.25%	11.65%	10/8/2029	2,534	161	161	0.1%
Bounteous	(4)(9)	First Lien Term Loan	S +4.75%	10.20%	8/2/2027	1,966	1,966	1,966	0.9%
Bounteous	(4)(9)	First Lien Term Loan	S +4.75%	10.20%	8/2/2027	303	303	303	0.1%
Bounteous (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 4.75%	10.20%	8/2/2027	1,017	1,017	1,017	0.5%
Bounteous (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 5.00%	10.20%	8/2/2027	496	496	496	0.2%
Colibri (McKissock LLC)	(9)(12)	First Lien Term Loan	S + 5.00%	10.45%	3/12/2029	3,910	3,930	3,919	1.9%
Cornerstone Advisors of Arizona LLC	(4)(9)	First Lien Term Loan	S + 5.50%	10.83%	9/24/2026	1,268	1,268	1,269	0.6%
Cornerstone Advisors of Arizona LLC (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 5.50%	10.86%	9/24/2026	116	116	116	0.1%
DISA Global Solutions	(4)(9)	First Lien Term Loan	S + 5.00%	10.35%	9/9/2028	6,669	6,663	6,663	3.2%
DISA Global Solutions (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 5.00%	10.35%	9/9/2028	1,200	1,199	1,199	0.6%
Image First	(4)(9)	First Lien Term Loan	S + 4.25%	9.58%	4/27/2028	8,994	9,016	9,016	4.3%
Keng Acquisition, Inc. (Engage Group Holdings, LLC)	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.33%	8/1/2029	6,684	6,659	6,659	3.2%
Keng Acquisition, Inc. (Engage Group Holdings, LLC) (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 6.00%	11.33%	8/1/2029	5,416	2,459	2,459	1.2%
KRIV Acquisition, Inc	(4)(9)	First Lien Term Loan	S + 6.50%	11.83%	7/6/2029	1,732	1,686	1,686	0.8%
KRIV Acquisition, Inc (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.50%	11.83%	7/6/2029	260	139	139	0.1%
Lion Merger Sub Inc	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.43%	12/17/2025	3,271	3,210	3,209	1.5%
Lion Merger Sub Inc (Incremental)	(4)(7)(9)	First Lien Term Loan	S + 6.00%	11.43%	12/17/2025	627	616	615	0.3%
NDC	(4)(9)	First Lien Term Loan	S + 5.50%	10.93%	3/9/2027	7,600	7,515	7,514	3.6%
Phaidon International	(4)(8)(9)(13)	First Lien Term Loan	S + 5.50%	10.94%	8/22/2029	13,449	13,285	13,284	6.3%
Propark Mobility	(4)(9)	First Lien Term Loan	S + 6.25%	11.56%	1/31/2029	3,838	3,800	3,800	1.8%
Propark Mobility (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.25%	11.58%	1/31/2029	2,463	1,266	1,266	0.6%
Technical Safety Services	(4)(9)	First Lien Term Loan	S + 5.50%	10.98%	6/22/2029	1,348	1,348	1,348	0.6%
Technical Safety Services (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.50%	10.98%	6/22/2029	619	478	478	0.2%
Vistage	(4)(7)(9)	First Lien Term Loan	S + 4.75%	10.08%	7/13/2029	11,800	11,888	11,829	5.6%
Total Services: Business							91,318	91,241	43.3%

Services: Consumer
360 Training	(4)(9)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2028	946	942	942	0.4%
360 Training (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.00%	10.34%	8/2/2028	847	(4)	(4)	—%
A Place for Mom, Inc.	(4)(9)	First Lien Term Loan	S + 4.50%	9.96%	2/10/2026	9,744	9,742	9,740	4.6%
All My Sons	(4)(9)	First Lien Term Loan	S + 4.75%	10.21%	10/25/2028	1,914	1,905	1,905	0.9%
NS412, LLC	(4)(9)	First Lien Term Loan	S + 4.75%	10.18%	5/6/2025	5,109	4,977	4,972	2.4%
Perennial Services, Group, LLC	(4)(9)	First Lien Term Loan	S + 5.50%	10.94%	9/7/2029	4,968	4,948	4,948	2.3%
Total Services: Consumer							22,510	22,503	10.7%

Sovereign & Public Finance
LMI Renaissance	(4)(9)	First Lien Term Loan	S + 5.50%	10.84%	7/18/2028	2,737	2,741	2,740	1.3%
Total Sovereign & Public Finance							2,741	2,740	1.3%

Telecommunications
BCM One	(4)(9)	First Lien Term Loan	S + 4.50%	9.94%	11/17/2027	2,144	2,144	2,144	1.0%
BCM One (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 4.50%	9.94%	11/17/2027	665	665	665	0.3%
Mobile Communications America Inc	(4)(9)	First Lien Term Loan	S + 5.50%	10.84%	10/16/2029	7,241	7,185	7,185	3.4%
Mobile Communications America Inc (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.00%	10.83%	10/16/2029	3,865	357	357	0.2%
Total Telecommunications							10,351	10,351	4.9%

Transportation: Consumer
Alternative Logistics Technologies Buyer, LLC	(4)(7)(9)	First Lien Term Loan	S + 5.50%	10.84%	2/14/2031	3,258	3,227	3,227	1.5%
Alternative Logistics Technologies Buyer, LLC (Delayed Draw)	(4)(6)(7)(9)	First Lien Term Loan	S + 5.50%	10.84%	2/14/2031	933	(9)	(9)	—%
Total Transportation: Consumer							3,218	3,218	1.5%

Utilities: Electric
AWP Group Holdings, Inc.	(4)(9)	First Lien Term Loan	S + 5.50%	10.93%	12/24/2029	13,515	13,532	13,533	6.4%
AWP Group Holdings, Inc. (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.50%	10.93%	12/24/2029	1,014	503	503	0.2%
DMC HoldCo LLC (DMC Power)	(4)(9)	First Lien Term Loan	S + 5.75%	11.08%	7/13/2029	1,341	1,349	1,349	0.6%
DMC HoldCo LLC (DMC Power) (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.75%	11.08%	7/13/2029	450	3	3	—%
Kene Acquisition Inc	(4)(9)	First Lien Term Loan	S + 5.25%	10.58%	2/7/2031	1,959	1,936	1,936	0.9%
Kene Acquisition Inc (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 5.25%	10.58%	2/7/2031	867	(10)	(10)	—%
Pinnacle Supply Partners, LLC	(4)(9)	First Lien Term Loan	S + 6.25%	11.69%	4/3/2030	3,418	3,395	3,395	1.6%
Pinnacle Supply Partners, LLC (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 6.25%	11.65%	4/3/2030	2,035	766	766	0.4%
Total Utilities: Electric							21,474	21,475	10.2%

Utilities: Water
USA Water	(4)(9)	First Lien Term Loan	S + 4.75%	10.08%	2/21/2031	2,113	2,098	2,098	1.0%
USA Water (Delayed Draw)	(4)(6)(9)	First Lien Term Loan	S + 4.75%	10.08%	2/21/2031	815	84	84	—%
Total Utilities: Water							2,182	2,182	1.0%

Wholesale
Industrial Service Group (Delayed Draw)	(4)(9)	First Lien Term Loan	S + 5.75%	11.09%	12/7/2028	10,797	10,689	10,689	5.1%
Industrial Service Group (Delayed Draw) (Incremental)	(4)(6)(9)	First Lien Term Loan	S + 5.75%	11.09%	12/7/2028	3,241	3,057	3,057	1.5%
New Era Technology (Delayed Draw)	(4)(7)(9)	First Lien Term Loan	S + 6.25%	11.73%	10/30/2026	6,382	6,267	6,265	3.0%
Total Wholesale							20,013	20,011	9.5%

Total Debt Investments							$526,738	$526,556	249.8%

Portfolio Company (1) (2)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Healthcare & Pharmaceuticals
Health Management Associates	(4)(10)(11)(13)	Class A Common Units	7/19/2024	162,981	202	202	0.1%
Total Healthcare & Pharmaceuticals					202	202	0.1%

High Tech Industries
ITSavvy LLC	(4)(10)(11)(13)	Class A Units	7/19/2024	163	461	461	0.2%
Total High Tech Industries					461	461	0.2%

Total Equity Investments					663	663	0.3%

Total Investments					$527,401	$527,219	250.3%

Portfolio Company (1) (2)	Footnotes	Interest Rate		Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class		5.20%		25,947,000	25,947	25,947	12.3%
Total Cash Equivalents					25,947	25,947	12.3%

Total Investments & Cash Equivalents					$553,348	$553,166	262.61%

(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)The issuers of debt and equity held by the Company are domiciled in the United States unless otherwise noted.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), which reset monthly or quarterly. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at July 31, 2024. As of July 31, 2024, effective rates for 1M S, 3M S, 6M S, and 12M S are 5.34%, 5.24%, 5.08% and 4.74%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of July 31, 2024. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3). See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(5)Percentage is based on net assets of $210,588 as of July 31, 2024.
(6)Portion or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.
(7)Investment is a unitranche position.
(8)This portfolio company is not domiciled in the United States. Bakeovations Intermediate, LLC (d/b/a Commercial Bakeries) and Phaidon International are domiciled in Canada and United Kingdom, respectively. A portfolio company that is not domiciled in the United States is considered a non-qualifying asset under section 55(a) of the 1940 Act.
(9)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “Bank of Nova Scotia Credit Facility”) on July 19, 2024. The lenders of the Bank of Nova Scotia Financing Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(10)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of July 31, 2024, the Company held two restricted securities with an aggregate fair value of $663, or 0.3% of the Company’s net assets.
(11)Equity investments are non-income producing securities unless otherwise noted.
(12)Investments valued using observable inputs (level 2), if applicable. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” for more information.
(13)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of July 31, 2024, total non-qualifying assets at fair value represented 3.40% of the Company's total assets calculated in accordance with the 1940 Act.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

1. ORGANIZATION
Nuveen Churchill Private Credit Fund (the “Company”), a Delaware statutory trust, was formed on May 3, 2024. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company is externally managed by Churchill Asset Management LLC (the “Adviser”), an investment adviser registered with the Security and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser manages the Company’s day-to-day operations and provides it with investment advisory and management services. Churchill BDC Administration LLC (the “Administrator”) provides the administrative services necessary to conduct the Company’s day-to-day operations. The Adviser and the Administrator are indirect subsidiaries of Nuveen, LLC, the investment management division of Teachers Insurance and Annuity Association of America (“TIAA”).
The Company’s investment objective is to provide investors with attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms. The Company primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income (“PIK”)) (collectively “Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The Company’s portfolio also may include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Company’s portfolio also may be comprised of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
Nuveen Churchill PCF SPV I LLC (“SPV I”), a Delaware limited liability company, was formed on June 10, 2024. Nuveen Churchill PCF SPV II LLC ("SPV II") and Nuveen Churchill PCF Equity Holdings LLC ("Equity Holdings"), each a Delaware limited liability company, were formed on July 8, 2024. SPV I, SPV II, and Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation. SPV II has not commenced investment operations as of July 31, 2024.
The Company entered into separate subscription agreements with one or more “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the U.S. Securities Act of 1933, as amended (the “Securities Act”)) providing for the private placement of shares in reliance on exemptions from the registration requirements of the Securities Act and may enter into additional subscription agreements from time to time. The “Initial Closing” occurs on the first date a shareholder’s subscription agreement is accepted by the Company. The Company may hold additional closings for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Company’s board of trustees (the “Board”). Each investor will make a capital commitment to purchase shares pursuant to a subscription agreement.
On June 28, 2024, in connection with its formation, the Company issued and sold 40 common shares at $25.00 per share to the Adviser.
On July 19, 2024, prior to the Company's election to be regulated as a BDC under the 1940 Act, funds and accounts managed or advised by the Adviser, including TIAA and certain entities directly or indirectly owned by TIAA, sold certain portfolio investments to the Company (at fair value) in the amount of $526,102 (the “Initial Portfolio”). The Company funded the purchase of the Initial Portfolio with a combination of equity contributions from TIAA (discussed further in Note 8) and borrowings from its credit facility (discussed further in Note 6).

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SPV I, SPV II and Equity Holdings. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximates fair value. As of July 31, 2024, the Company did not hold any restricted cash.
Valuation of Portfolio Investments
Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Active, publicly traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Company’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.
Pursuant to Rule 2a-5 under the 1940 Act, the Company's Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company’s assets for which market quotations are not readily available, subject to the oversight of the Board.
With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, defined further below in Note 5, undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
ii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Company to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Company will provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis and each watch-list investment will be reviewed each quarter), including a review of management’s preliminary valuation and recommendation of fair value;
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determine the fair value of each investment in good faith based on the Company's valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, comply with the periodic board reporting requirements set forth in the Company’s valuation policy, and discuss with the Board its determination of the fair value of each investment in good faith.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company's credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are discussed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
The value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, such values do not necessarily represent the amount that ultimately might be realized upon a portfolio investment's sale. Due to the inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
The Board is responsible for overseeing the Valuation Designee’s process for determining the fair value of the Company’s assets for which market quotations are not readily available, taking into account the Company’s valuation risks. To facilitate the Board’s oversight of the valuation process, the Valuation Designee provides the Board with quarterly reports, annual reports, and prompt reporting of material matters affecting the Valuation Designee’s determination of fair value. As part of the Board’s oversight role, the Board may request and review additional information to be informed of the Valuation Designee’s process for determining the fair value of the Company's investments.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statement of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statement of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statement of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income will be included when determining what must be paid out to shareholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash. For the period from June 29, 2024 to July 31, 2024, the Company did not earn any PIK income.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the period from June 29, 2024 to July 31, 2024, the Company did not earn any dividend income.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the period from June 29, 2024 to July 31, 2024, the Company earned $16 in other income.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of July 31, 2024, there were no loans in the Company's portfolio on non-accrual status.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing or amendments of borrowings. Amortization of deferred financing costs is computed on the straight-line basis over the term of the borrowings. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statement of operations. The unamortized balance of such costs is included in deferred financing cost in the accompanying consolidated statement of assets and liabilities.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Organization costs are expensed as incurred and are shown in the Company's consolidated statement of operations.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, as well as legal, printing and other costs associated with the preparation and filing of the registration statements and offering materials. Offering costs are recognized as a deferred charge, amortized on a straight-line basis over 12 months from the commencement of operations. For the period from June 29, 2024 to July 31, 2024, offering costs of $0 were incurred, and $9 were amortized and recognized as offering costs on the consolidated statement of operations.
Income Taxes
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. In order to quality as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay U.S. federal income taxes only on the portion of its taxable income and capital gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% U.S. nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to U.S. federal corporate income tax is considered to have been distributed. The Company intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. SPV I and SPV II are disregarded entities for tax purposes and are consolidated with the tax return of the Company. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Dividends and Distributions to Common Shareholders
To the extent that the Company has taxable income available, the Company intends to pay regular quarterly distributions to its common shareholders. Distributions to shareholders are recorded on the applicable record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of its tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Net realized gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
3. INVESTMENTS
As of July 31, 2024, the Company's investments consisted of the following (dollar amounts in thousands):

	July 31, 2024
	Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$526,738	$526,556	99.87%
Equity Investments	663	663	0.13%
Total	$527,401	$527,219	100.00%
Largest portfolio company investment	$19,895	$19,894	3.77%
Average portfolio company investment	$5,611	$5,609	1.06%

The industry composition of the Company's portfolio as a percentage of fair value as of July 31, 2024 was as follows:

Industry	July 31, 2024
Aerospace & Defense	3.10%
Automotive	1.69%
Banking, Finance, Insurance, Real Estate	4.14%
Beverage, Food & Tobacco	5.10%
Capital Equipment	7.57%
Chemicals, Plastics, & Rubber	3.22%
Construction & Building	6.40%
Consumer Goods: Durable	0.81%
Consumer Goods: Non-durable	6.67%
Containers, Packaging & Glass	0.42%
Energy: Electricity	2.01%
Environmental Industries	4.74%
Healthcare & Pharmaceuticals	12.70%
High Tech Industries	6.43%
Media: Advertising, Printing & Publishing	1.53%
Retail	0.52%
Services: Business	17.31%
Services: Consumer	4.27%
Sovereign & Public Finance	0.52%
Telecommunications	1.96%
Transportation: Consumer	0.61%
Utilities: Electricity	4.07%
Utilities: Water	0.41%
Wholesale	3.80%
Total	100.00%

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The geographic composition of investments at cost and fair value was as follows:

	July 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$509,158	$508,978	96.54%	241.69%
Canada	4,958	4,957	0.94%	2.35%
United Kingdom	13,285	13,284	2.52%	6.31%
	$527,401	$527,219	100.00%	250.35%
As of July 31, 2024, on a fair value basis, 100.00% of the Company’s debt investments bore interest at a floating rate.
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments, by major class as of July 31, 2024, according to the fair value hierarchy:

As of July 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
First Lien Term Loans	$—	$9,521	$517,035	$526,556
Equity Investments	—	—	663	663
Cash Equivalents	25,947	—	—	25,947
Total	$25,947	$9,521	$517,698	$553,166
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from June 29, 2024 through July 31, 2024:

	First Lien Term Loans	Equity Investments	Total
Balance as of June 29, 2024	$—	$—	$—
Purchase of investments (See Note 5)	517,401	663	518,064
Proceeds from principal repayments and sales of investments	(254)	—	(254)
Amortization of premium/accretion of discount, net	46	—	46
Net realized gain (loss) on investments	2	—	2
Net change in unrealized appreciation (depreciation) on investments	(160)	—	(160)
Balance as of July 31, 2024	$517,035	$663	$517,698

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of July 31, 2024	$(160)	$—	$(160)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period from June 29, 2024 through July 31, 2024, there were no transfers into or out of Level 3.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of July 31, 2024 were as follows:

Investment Type	Fair Value at July 31, 2024	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$470,850	Yield Method	Implied Discount Rate	6.09%	14.54%	10.35%
First Lien Term Loans	46,185	Recent Transactions	Transaction Price	$99.07	$100.25	$99.88
Equity Investments	663	Market Approach	EBITDA Multiple	9.5x	12.5x	10.41x
Total	$517,698
Debt investments are generally valued using a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure. A recent market trade, if applicable, will also be factored into the valuation.
Equity investments are generally valued using a market approach, which utilizes market value multiples (EBITDA or Revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.
The significant unobservable input used in the yield method is a discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value. A recent transaction, if applicable, may also be factored into the valuation if the transaction price is believed to be an indicator of value.
Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments, and may include, but are not limited to, a market analysis, income analysis, or liquidation (recovery) analysis.
Weighted average inputs are calculated based on the relative fair value of the investments.
5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On July 23, 2024, the Company entered into the Investment Advisory Agreement with the Adviser (the “Investment Advisory Agreement”). The Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Trustees”), has approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act. Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provide investment advisory and management services to, the Company.
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from July 23, 2024 and thereafter shall continue automatically for successive annual periods subject to annual approval by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, and, in each case, a majority of the Independent Trustees. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. The Investment Advisory

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Agreement may also be terminated at any time without penalty upon not less than 60 days’ written notice, by (i) the vote of a majority of the outstanding voting securities of the Company, (ii) the vote of the Board, or (iii) the Adviser.
Pursuant to the Investment Advisory Agreement, the Company pays a base management fee and incentive fees to the Adviser, as described below.
Base Management Fee
The management fee is payable quarterly in arrears. Prior to any listing of the Shares on a national securities exchange (the “Exchange Listing”) or any other public trading market (together with the Exchange Listing, a “Public Listing”), the management fee is calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and undrawn capital commitments and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters. Beginning with the first full calendar quarter following a Public Listing, the management fee will be calculated at an annual rate of 1.00% of Average Total Assets. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
The Adviser has agreed to waive 100% of the management fee payable to the Adviser until October 31, 2024. For the period from June 29, 2024 through July 31, 2024, management fees earned was $141, of which $141 was waived by the Adviser. As of July 31, 2024, no amounts were payable to the Adviser relating to management fees.
Incentive Fee
The incentive fee will consist of two components that are independent of each other: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
Incentive Fee on Income
The incentive fee on income will be based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of, the Company’s net assets at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).
The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6% annualized);

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

•100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.76% (7.06% annualized). The Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.76%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of the Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and

•15% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations will be adjusted for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The Adviser has agreed to waive 100% of the incentive fee based on income payable to the Adviser until October 31, 2024. For the period from June 29, 2024 through July 31, 2024, the Company did not incur any incentive fee based on income.

Incentive Fee Based on Capital Gains

The portion of the incentive fee based on capital gains will be determined and payable in arrears as of each of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). The amount payable will equal:

•15% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the capital gains incentive fee will be net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
For the period from June 29, 2024 through July 31, 2024, the Company did not incur any incentive fee based on capital gains.
Administration Agreement
On July 23, 2024, the Company entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board. Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bank Trust Company, National Association ("U.S. Bank") provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the "Sub-Administration Agreement") with the Administrator.
For the period from June 29, 2024 through July 31, 2024, the Company incurred $19 in fees under the Sub-Administration Agreement, which were included in administration fees expense in the consolidated statement of

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
operations. As of July 31, 2024, $14 was unpaid and included in accounts payable and other expenses in the consolidated statement of assets and liabilities.
Board of Trustees’ Fees
As of July 31, 2024, the Company’s Board consists of four members, three of whom are Independent Trustees. On July 18, 2024, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Special Transactions Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the period from June 29, 2024 to July 31, 2024, the Company incurred $15 in fees which are included in Board of Trustees’ fees in the consolidated statement of operations. As of July 31, 2024, $15 were unpaid and is included in Board of Trustees’ fees payable in the accompanying consolidated Statement of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of July 31, 2024, the Company owed the Adviser $87 for reimbursements relating to organizational expenses incurred, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
6. SECURED BORROWINGS
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Company’s asset coverage was 161.9% as of July 31, 2024.
On July 19, 2024, SPV I entered into a credit agreement (the “Bank of Nova Scotia Credit Facility Agreement”) with the lenders from time to time parties thereto, Bank of Nova Scotia, as administrative agent, the Company, as servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Bank of Nova Scotia Credit Facility Agreement provides for borrowings in an aggregate amount up to $450,000 (the "Bank of Nova Scotia Credit Facility”).
Borrowings under the Bank of Nova Scotia Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread, or (y) the greater of (i) zero, and (ii) the greater of (a) the Federal Funds Rate in effect for any day plus 0.5% per annum plus an applicable spread, (ii) the Prime Rate in effect for any day plus an applicable spread. As of July 31, 2024, the Bank of Nova Scotia Credit Facility bore interest at a rate of SOFR, reset daily plus 2.25% per annum. Interest is payable quarterly. Any amounts borrowed under the Bank of Nova Scotia Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 10, 2033. Borrowing under the Bank of Nova Scotia Credit Facility Agreement is subject to certain restrictions contained in the 1940 Act.
In connection with the closing of the Bank of Nova Scotia Credit Facility, the Company contributed and/or sold certain assets to SPV I pursuant to a loan sale and contribution agreement, and the Company expects to continue to contribute and/or sell assets to SPV I from time to time in the future. The Company may, but will not be required to, repurchase and/or substitute certain assets previously transferred to SPV I subject to the conditions specified in the contribution and sale agreement and the Bank of Nova Scotia Credit Facility Agreement.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The fair value of the Bank of Nova Scotia Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of July 31, 2024, approximates its carrying value. The borrowing consisted of the following as of July 31, 2024:

	July 31, 2024
	Bank of Nova Scotia Credit Facility	Total
Total Commitment	$450,000	$450,000
Borrowings Outstanding (1)	340,000	340,000
Unused Portion (2)	110,000	110,000
Amount Available (3)	61,503	61,503
_______________
(1)Borrowings outstanding on the consolidated Statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the period from June 29, 2024 to July 31, 2024, the components of interest expense and debt financing expenses were as follows:

Period from June 29, 2024 to July 31, 2024
Borrowing interest expense	$932
Unused fees	—
Amortization of deferred financing costs	1
Total interest and debt financing expenses	$933
Average interest rate (1)	7.73%
Average daily borrowings	$340,000
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of July 31, 2024 for any such exposure.
As of July 31, 2024, the Company had the following unfunded commitments to fund delayed draw loans:

Portfolio Company	July 31, 2024
360 Training	$847
Accupac Inc	1,985
All Star Healthcare Solutions	1,063
Alternative Logistics Technologies Buyer, LLC	933
ARMstrong	2,363
AWP Group Holdings, Inc.	512
Chroma Color	1,028
ClaimLogiq	1,027
Contract Land Staff	642

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

DMC Power	450
Elevation Labs	1,288
Engage	2,937
EyeSouth	987
Health Management Associates	467
Impact Environmental Group	3,167
Industrial Service Group	151
ITSavvy	53
Kene Acquisition Inc	867
Market Performance Group	1,406
MEI Buyer LLC	1,142
Mobile Communications America Inc	3,479
National Power	2,166
Ovation Holdings	791
Online Labels Group	533
Ovation Holdings	438
Pinnacle Supply Partners, LLC	1,256
Precision Aviation Group	2,429
Propark Mobility	1,172
PT Intermediate Holdings III, LLC	219
Randy's Worldwide Automotive	1,967
Rhino Tool House	34
Riveron	114
Sunny Sky Products	825
Technical Safety Services	141
The Facilities Group	1,496
TIDI Products	2,982
USA Water	725
Velosio	500
Vensure	78
Vertex Service Partners	957
Wpromote	471
WSB / EST	505
Young Innovations	1,904
Total unfunded commitments	$48,497
The Company seeks to carefully consider its unfunded portfolio company commitments for the purpose of planning its ongoing liquidity. As of July 31, 2024, the Company had adequate financial resources to satisfy its unfunded portfolio company commitments.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
8. NET ASSETS
The Company has the authority to issue an unlimited number of common shares at $0.01 per share par value. On June 28, 2024, in connection with its formation, the Company issued and sold 40 common shares at $25.00 per share to the Adviser.
On July 19, 2024, in connection with the acquisition of the Initial Portfolio, the Company issued an aggregate of 8,400,000 common shares at $25.00 per share to TIAA and certain of its subsidiaries directly or indirectly owned by TIAA.
The following table summarizes total shares issued and proceeds received related to capital activity from inception through July 31, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
June 28, 2024	40	$1	$25.00
July 19, 2024	8,400,000	$210,000	$25.00
For the period from June 29, 2024 through July 31, 2024, the Company did not make any distributions.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a consolidated schedule of financial highlights for the period from July 19, 2024 through July 31, 2024:

Period from July 19, 2024 (Commencement of Investment Operations) through July 31, 2024 (8)
Per share data:
Net asset value, beginning of period (1)	$25.00
Net investment income (loss) (2)	0.13
Net realized gains (losses) (3)	—
Net change in unrealized appreciation (depreciation)	(0.02)
Net increase (decrease) in net assets resulting from operations (2)	0.11
Other (4)	(0.04)
Net asset value, end of period	$25.07

Supplemental Data:
Net assets, end of period	$210,588
Shares outstanding, end of period (1)	8,400,040
Total return (5)	0.28%

Ratio to average net assets:
Ratio of net expenses to average net assets (6)	13.66%
Ratio of net investment income (loss) to average net assets (6)	14.92%
Portfolio turnover rate (7)	0.05%
_______________
(1)Represents the original issuance price per share.
(2)The per share data was derived by using the weighted average shares outstanding during the period.
(3)Less than 0.01.
(4)Includes the effect of share issuance above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)Total return is calculated as the change in net assets ("NAV") per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Total return is not annualized for periods less than one year.
(6)Ratios are annualized except for amounts relating to organizational costs, if any. The ratio of total expenses to average net assets was 15.54% for the period from July 19, 2024 (Commencement of Investment Operations) through July 31, 2024, excluding the effect of the management fee waiver which represents 1.88% of average net assets. Average net assets is calculated utilizing net assets for the period reported.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date purchases over the average of the invested assets at fair value for the period reported.
(8)The consolidated financial highlights reflect the Company's operating results from the date of effectiveness of our registration statement with the SEC.
10. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of July 31, 2024, except as discussed below.

NUVEEN CHURCHILL PRIVATE CREDIT FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Appointment of Trustee
On August 1, 2024, the Board voted to increase the size of the Board from four trustees to five trustees, and appointed Sarah Smith as a trustee effective August 1, 2024, to serve in such position until her successor is duly selected and qualified. The Board also appointed Ms. Smith to serve on the Audit Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Co-Investment Committee of the Board (formerly, the "Special Transactions Committee"), effective August 1, 2024. The Board determined that Ms. Smith is not an “interested person” of the Company under Section 2(a)(19) of the Investment Company Act of 1940, as amended, and thus will be an independent trustee.
As an independent trustee, Ms. Smith will receive the same compensation as the Company’s other independent trustees, as most recently described in Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission on August 19, 2024. There are no arrangements or understandings between Ms. Smith and any other persons pursuant to which she was selected as a trustee of the Company. There are also no family relationships between Ms. Smith and any trustee or executive officer of the Company. Ms. Smith does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Management and Incentive Fee Waiver

On August 19, 2024, the Company entered into a management and incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to (a) waive 100% of the management fee payable to the Adviser and (b) waive 100% of the incentive fee based on income payable to the Adviser for the period beginning June 29, 2024 until October 31, 2024. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee or the incentive fee based on income as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in this management’s discussion and analysis of financial condition and results of operations relates to Nuveen Churchill Private Credit Fund, including its wholly-owned subsidiaries (collectively, “we,” “us,” “our” or the “Company”). The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in our Registration Statement on Form 10 dated August 19, 2024. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements..
Overview
We were formed on May 3, 2024 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by Churchill Asset Management LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as investment adviser with the Securities and Exchange Commission (the “SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Nuveen Churchill PCF SPV I LLC (“SPV I”), a Delaware limited liability company, was formed on June 10, 2024. Nuveen Churchill PCF SPV II LLC ("SPV II") and Nuveen Churchill PCF Equity Holdings LLC ("Equity Holdings"), each a Delaware limited liability company, were formed on July 8, 2024. SPV I, SPV II, and Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation. SPV II has not commenced investment activities as of July 31, 2024.
Under our Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief financial officer and chief compliance officer and their respective staff; and (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company. The Adviser and the Administrator are all affiliates of Nuveen, a wholly owned subsidiary of TIAA.
Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”).
We expect to primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income (“PIK”)) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The Company’s portfolio also may include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). The Company’s portfolio also may be comprised of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).

On July 19, 2024, prior to our election to be regulated as a BDC under the 1940 Act, funds and accounts managed or advised by the Adviser, including TIAA and certain entities directly or indirectly owned by TIAA, sold certain portfolio investments to the Company (at fair value) in the amount of $526,102 (the “Initial Portfolio”). The Company funded the purchase of the Initial Portfolio with a combination of equity contributions from TIAA and borrowings from its credit facility.
Investments
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make, and other market conditions.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. To the extent we qualify as a RIC, we generally will not be subject to U.S federal income tax on any income we timely distribute to our shareholders.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally required to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. We also must be organized in the United States to qualify as a BDC.
Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments, and capital gains on the sales of loans or debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
Expenses
Churchill and its affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to the Company. The Company will bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to the Company (such as items (iii) and (iv) listed below).
For the avoidance of doubt, unless the Adviser elects to bear or waive any of the following costs, the Company will bear the following costs:
(i)organization of the Company;
(ii)calculating NAV (including the cost and expenses of any independent third-party valuation firm);
(iii)expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser or members of its investment teams, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;

(iv)fees and expenses incurred by the Adviser (and its affiliates), or the Administrator (or its affiliates) payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring the Company’s investments and monitoring investments and portfolio companies on an ongoing basis;
(v)any and all fees, costs and expenses incurred in connection with the incurrence of leverage and indebtedness of the Company, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on the Company’s borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments, and letters of credit for the account of the Fund and in making, carrying, funding and/or otherwise resolving investment guarantees);
(vi)offerings, sales, and repurchases of our Common Shares and other securities;
(vii)fees and expenses payable under any underwriting, dealer manager or placement agent agreements, if any;
(viii)investment advisory fees payable under the Investment Advisory Agreement;
(ix)administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator, based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer, and their respective staff);
(x)any applicable administrative agent fees or loan arranging fees incurred with respect to portfolio investments by the Adviser, the Administrator or an affiliate thereof;
(xi)any and all fees, costs and expenses incurred in implementing or maintaining third-party or proprietary software tools, programs or other technology for the benefit of the Company (including, without limitation, any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems, general ledger or portfolio accounting systems and similar systems and services, including, without limitation, consultant, software licensing, data management and recovery services fees and expenses);
(xii)costs incurred in connection with investor relations, board of trustees relations, and with preparing for and effectuating a listing of the Common Shares on any securities exchange;
(xiii)transfer agent, dividend agent and custodial fees and expenses;
(xiv)federal and state registration fees;
(xv)all costs of registration and listing the Common Shares on any securities exchange;
(xvi)federal, state and local taxes;
(xvii)Independent Trustees’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Trustees;
(xviii)costs of preparing and filing reports or other documents required by the SEC or other regulators, and all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings related to the Company’s activities and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Company and its activities;
(xix)costs of any reports, proxy statements or other notices to shareholders, including printing costs;
(xx)fidelity bond, trustees’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

(xxi)direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, tax preparers and outside legal costs;
(xxii)proxy voting expenses;
(xxiii)all expenses relating to payments of dividends or interest or distributions in cash or any other form made or caused to be made by the Board of Trustees to or on account of holders of the securities of the Fund, including in connection with the distribution reinvestment plan or the share repurchase program;
(xxiv)costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;
(xxv)the allocated costs incurred by the Adviser and/or the Administrator in providing managerial assistance to those portfolio companies that request it;
(xxvi)allocable fees and expenses associated with marketing efforts on behalf of the Company;
(xxvii)all fees, costs and expenses of any litigation involving the Company or its portfolio companies and the amount of any judgments or settlements paid in connection therewith, Trustee and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to Fund’s affairs;
(xxviii)fees, costs and expenses of winding up and liquidating the Fund’s assets; and
(xxix)all other expenses incurred by the Company, the Adviser or the Administrator in connection with administering the Company’s business.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.

Portfolio and investment activity
Portfolio Composition
Our portfolio and investment activity for the period June 29, 2024 through July 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

Period from June 29, 2024 through July 31, 2024
Investments:
Total investments, beginning of period	$—
Purchase of investments	527,607
Proceeds from principal repayments and sales of investments	(254)
Amortization of premium/accretion of discount, net	46
Net realized gain (loss) on investments	2
Total investments, end of period	$527,401

Portfolio companies, beginning of period	—
Number of new portfolio companies	94
Number of exited portfolio companies	—
Portfolio companies, end of period	94
Count of investments	161
Count of industries	24
As of July 31, 2024, our portfolio companies had a weighted average reported EBITDA (including all private debt investments and excluding quoted assets) of $70.8 million. EBITDA amounts are derived from the most recently available portfolio company financial statements and are weighted based on the fair market value of each respective investment as of its most recent valuation.
As of July 31, 2024, our investments consisted of the following (dollar amounts in thousands):

	July 31, 2024
	Cost	Fair Value	% of Fair Value
First-Lien Term Loans	$526,738	$526,556	99.87%
Equity Investments	663	663	0.13%
Total	$527,401	$527,219	100.00%
Largest portfolio company investment	$19,895	$19,894	3.77%
Average portfolio company investment	$5,611	$5,609	1.06%

The industry composition of our portfolio as a percentage of fair value as of July 31, 2024 was as follows:

Industry	July 31, 2024
Aerospace & Defense	3.10%
Automotive	1.69%
Banking, Finance, Insurance, Real Estate	4.14%
Beverage, Food & Tobacco	5.10%
Capital Equipment	7.57%
Chemicals, Plastics, & Rubber	3.22%
Construction & Building	6.40%
Consumer Goods: Durable	0.81%
Consumer Goods: Non-durable	6.67%
Containers, Packaging & Glass	0.42%
Energy: Electricity	2.01%
Environmental Industries	4.74%
Healthcare & Pharmaceuticals	12.70%
High Tech Industries	6.43%
Media: Advertising, Printing & Publishing	1.53%
Retail	0.52%
Services: Business	17.31%
Services: Consumer	4.27%
Sovereign & Public Finance	0.52%
Telecommunications	1.96%
Transportation: Consumer	0.61%
Utilities: Electricity	4.07%
Utilities: Water	0.41%
Wholesale	3.80%
Total	100.00%
The weighted average yields of our investments as of July 31, 2024 was as follows:

July 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	11.13%
Weighted average yield on debt and income producing investments, at fair value (1)	11.13%
Percentage of debt investments bearing a floating rate	100.00%
Percentage of debt investments bearing a fixed rate	—%
______________
(1)There were no investments on non-accrual status as of July 31, 2024.
As of July 31, 2024, 98.18% and 98.18% of our debt and income producing investments at cost and at fair value, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date. There can be no assurance that the weighted average yield will remain at its current level.
Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each

Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Advisers refer to as the “Management Case.” The following is a description of the conditions associated with each investment rating:
1.Performing - Superior: Borrower is performing significantly above Management Case.
2.Performing - High: Borrower is performing at or near the Management Case (i.e., in a range slightly below to slightly above).
3.Performing - Low Risk: Borrower is operating well ahead of the Base Case to slightly below the Management Case.
4.Performing - Stable Risk: Borrower is operating at or near the Base Case (i.e., in a range slightly below to slightly above). This is the initial rating assigned to all new borrowers.
5.Performing - Management Notice: Borrower is operating below the Base Case. Adverse trends in business conditions and/or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.
6.Watch List - Low Maintenance: Borrower is operating below the Base Case, with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as probably lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.
7.Watch List - Medium Maintenance: Borrower is operating well below the Base Case, but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating 6 above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.
8.Watch List - High Maintenance: Borrower is operating well below the Base Case. Liquidity may be strained. Covenant default is imminent or may have occurred. Payments are current, but there is a high risk of payment default. Negotiations to restructure or refinance debt on normal terms may have begun. Further significant deterioration appears unlikely and no loss of principal is currently anticipated.
9.Watch List - Possible Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is strained. Payment default may have occurred or is very likely in the short term unless creditors grant some relief. Loss of principal is possible.
10.Watch List - Probable Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Liquidity is extremely limited. The prospects for improvement in the borrower’s situation are sufficiently negative that loss of some or all principal is probable.

The Adviser regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we have increased oversight and analysis of credits in any vulnerable industries to mitigate any decline in loan performance and reduce credit risk.
The following table shows the investment ratings of the investments in our portfolio as of July 31, 2024 (dollar amounts in thousands):

	July 31, 2024
	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—
2	—	—	—
3	12,443	2.36	2
4	485,314	92.05	87
5	29,462	5.59	5
6	—	—	—
7	—	—	—
8	—	—	—
9	—	—	—
10	—	—	—
Total	$527,219	100.00%	94
As of July 31, 2024, the weighted average Internal Risk Rating of our investment portfolio was 4.0.
Results of Operations
We received our initial seed capital on June 28, 2024 and commenced investment operations on July 19, 2024, the date we purchased the Initial Portfolio, and therefore do not have prior periods with which to compare our investment operating results for the period from June 29, 2024 through July 31, 2024. Operating results for the period from June 29, 2024 through July 31, 2024, and for the period from May 3, 2024 (inception) to June 28, 2024 were as follows (dollar amounts in thousands):

	Period from June 29, 2024 to July 31, 2024	Period from May 3, 2024 (inception) to June 28, 2024
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,119	$—
Other income	16	—
Total investment income	2,135	—

Expenses:
Organizational expenses	—	230
Interest and debt financing expenses	933	—
Management fees	141
Professional fees	107	35
Board of Trustees’ fees	15	—
Administration fees	19	—
Other general and administrative expenses	20	—
Offering costs	9	—
Total expenses	1,244	265
Management fees waived	(141)	—
Net expenses	1,103	265
Net investment income (loss)	1,032	(265)
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	2	—
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(182)	—
Total net realized and unrealized gain (loss) on investments	(180)	—
Net increase (decrease) in net assets resulting from operations	$852	$(265)
Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
On July 19, 2024, prior to our election to be regulated as a BDC under the 1940 Act, funds and accounts managed or advised by the Adviser, including TIAA and certain entities directly or indirectly owned by TIAA, sold certain portfolio investments to the Company (at fair value) in the amount of $526,102 (the “Initial Portfolio”). The Company accrued investment income on the Initial Portfolio beginning July 20, 2024. For the period from June 29, 2024 to July 31, 2024, investment income was $2,135. We expect our portfolio to continue to grow as we raise capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates may affect our investment income over the long term.
Expenses
Total net expenses for the period from June 29, 2024 through July 31, 2024, and for the period from May 3, 2024 (inception) to June 28, 2024 were $1,103 and $265, respectively, consisting primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company, and interest and debt financing expenses incurred in connection with Bank of Nova Scotia Credit Facility (as defined below), as well as professional fees. We anticipate formation costs to decrease in relation to our income as we continue to ramp up our portfolio.
Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments
As a result of repayment activity during the period from June 29, 2024 through July 31, 2024, we had a net realized gain of $2. There were no investment activities during the period from May 3, 2024 (inception) to June 28, 2024.
We recorded a net change in unrealized depreciation of $(182) for the period from June 29, 2024 through July 31, 2024, which reflects the net change in fair value of our investment portfolio relative to its cost basis over the period.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of Common Shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our Bank of Nova Scotia Credit Facility and (iv) any future offerings of our equity or debt securities.
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings under our Bank of Nova Scotia Credit Facility or other financing arrangements, and (iv) cash distributions to the holders of our shares. We believe we have adequate liquidity to support our near-term capital requirements. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances.
Equity
The Company is authorized to issue an unlimited number of shares at $0.01 per share par value. On June 28, 2024, the Adviser purchased 40 commons at $25.00 per share. On July 19, 2024, in connection with the acquisition of the Initial Portfolio, the Company issued an aggregate of 8,400,000 common shares at $25.00 per share to TIAA and certain of its subsidiaries directly or indirectly owned by TIAA.
As of July 31, 2024, we did not make any distributions.
Income Taxes
The Company intends to elect to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated, and to qualify annually thereafter, as a RIC under the Code. So long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we may also be subject to a U.S. federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.
We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

Bank of Nova Scotia Credit Facility
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Company’s asset coverage was 161.9% as of July 31, 2024.
On July 19, 2024, SPV I entered into a credit agreement (the “Bank of Nova Scotia Credit Facility Agreement”) with the lenders from time to time parties thereto, Bank of Nova Scotia, as administrative agent, the Company, as servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Bank of Nova Scotia Credit Facility Agreement provides for borrowings in an aggregate amount up to $450,000 (the “Bank of Nova Scotia Credit Facility”).
Borrowings under the Bank of Nova Scotia Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on either (x) an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread, or (y) the greater of (i) zero, and (ii) the greater of (a) the Federal Funds Rate in effect for any day plus 0.5% per annum plus an applicable spread, (ii) the Prime Rate in effect for any day plus an applicable spread. As of July 31, 2024, the Bank of Nova Scotia Credit Facility bore interest at a rate of SOFR, reset daily plus 2.25% per annum. Interest is payable quarterly. Any amounts borrowed under the Bank of Nova Scotia Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 10, 2033. Borrowing under the Bank of Nova Scotia Credit Facility Agreement is subject to certain restriction
The fair value of the Bank of Nova Scotia Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of July 31, 2024, approximates its carrying value. The borrowing consisted of the following as of July 31, 2024:

	July 31, 2024
	Bank of Nova Scotia Credit Facility	Total
Total Commitment	$450,000	$450,000
Borrowings Outstanding (1)	340,000	340,000
Unused Portion (2)	110,000	110,000
Amount Available (3)	61,503	61,503
_______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the period from June 29, 2024 to July 31, 2024, the components of interest expense and debt financing expenses were as follows:

Period from June 29, 2024 to July 31, 2024
Borrowing interest expense	$932
Unused fees	—
Amortization of deferred financing costs	1
Total interest and debt financing expenses	$933
Average interest rate (1)	7.73%
Average daily borrowings	$340,000
_______________
(1)Average interest rate includes borrowing interest expense and unused fees.

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement
On June 7, 2019, an October 14, 2022, the SEC granted exemptive orders (collectively, the “Order”) that permits us to participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by either of the Advisers and/or their affiliates, subject to the conditions of the Order. In addition, subject to the satisfaction of certain additional conditions, the Order allows us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds even if such private funds did not hold an investment in such existing portfolio company. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's stockholders and is consistent with its then-current investment objective and strategies. Neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of July 31, 2024. We may in the future become obligated to fund commitments such as delayed draw commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes, as described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in “Risk Factors” in our Registration Statement on Form 10, as amended, filed with the SEC on August 19, 2024.
Valuation of portfolio investments
At all times, consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective beginning with the fiscal quarter ended March 31, 2023. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company's assets for which market quotations are not readily available, subject to the oversight of the Board.

Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services, where available. Generally investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.
With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by the Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
When an external event such as a purchase transaction, public offering or subsequent sale or paydown occurs, we use the pricing indicated by the external event to corroborate our valuation.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. We review pricing and methodologies in order to determine if observable market information is being used, versus unobservable inputs.
Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio see Note 3 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method.
Interest Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income. We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated.
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We intend to elect, and intend to qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of July 31, 2024, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Contractual Obligations
We have entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in “Advisory Agreement and Other Agreements.”
We entered into the Bank of Nova Scotia Credit Facility and intend to establish more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.
Recent Developments
Appointment of Trustee
On August 1, 2024, the Board voted to increase the size of the Board from four trustees to five trustees, and appointed Sarah Smith as a trustee effective August 1, 2024, to serve in such position until her successor is duly selected and qualified. The Board also appointed Ms. Smith to serve on the Audit Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Co-Investment Committee of the Board (formerly, the "Special Transactions Committee"), effective August 1, 2024. The Board determined that Ms. Smith is not an “interested person” of the Company under Section 2(a)(19) of the Investment Company Act of 1940, as amended, and thus will be an independent trustee.
As an independent trustee, Ms. Smith will receive the same compensation as the Company’s other independent trustees, as most recently described in Amendment No. 2 to the Company’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission on August 19, 2024. There are no arrangements or understandings between

Ms. Smith and any other persons pursuant to which she was selected as a trustee of the Company. There are also no family relationships between Ms. Smith and any trustee or executive officer of the Company. Ms. Smith does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Management and Incentive Fee Waiver

On August 19, 2024,we entered into a management and incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to (a) waive 100% of the management fee payable to the Adviser and (b) waive 100% of the incentive fee based on income payable to the Adviser for the period beginning June 29, 2024 until October 31, 2024. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee or the incentive fee based on income as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, elevated interest rates, inflationary pressures, the ongoing conflict between Russia and Ukraine, the ongoing war in the Middle East, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy subject to the oversight of the Board and, based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates, including the replacement of LIBOR with alternate rates and prime rates, to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Between March 2022 and July 2023, the Federal Reserve rapidly raised its benchmark interest rate, bringing it to the 5.25% to 5.50% range. Although the Federal Reserve has left its benchmark rate steady since July 2023 and recently has indicated a bias in favor of eventually cutting its benchmark interest rate, it also has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures, and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of July 31, 2024, on a fair value basis, 100.0% of our debt investments bear interest at a floating rate. As of July 31, 2024, 98.18% of our floating rate debt investments are subject to interest rate floors. Additionally, the Bank of Nova Scotia Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on July 31, 2024. Interest expense is calculated based on the terms of the credit facilities and the collateralized loan obligations using the outstanding balance as of July 31, 2024. Interest expense on the credit facilities and the debt issued in our collateralized loan obligations is calculated using the interest rate as of July 31, 2024, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of July 31, 2024.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(564)	$(363)	$(201)
-200 Basis Points	(376)	(242)	(134)
-100 Basis Points	(185)	(121)	(64)
+100 Basis Points	185	121	64
+200 Basis Points	376	242	134
+300 Basis Points	564	363	201

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We, and our consolidated subsidiaries, the Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form 10, as amended, filed with the SEC on August 19, 2024, which is accessible on the SEC’s website at sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 28, 2024, the Adviser purchased 40 shares of the Company’s common shares of beneficial interest (the “Shares”) at $25.00 per share.
On July 19, 2024, TIAA, along with two affiliated investors for which TIAA is the sole or controlling equity investor, purchased 8,400,000 shares of the Company's commons shares at $25.00 per share.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
a.Item 1.01 Entry into a Material Definitive Agreement.

On August 19, 2024, the Company entered into a management and incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to (a) waive 100% of the management fee payable to the Adviser and (b) waive 100% of the incentive fee based on income payable to the Adviser through October 31, 2024. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the management fee or the incentive fee based on income as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect.

The foregoing description is only a summary of the material provisions of the Fee Waiver Agreement and is qualified in its entirety by reference to a copy of the Fee Waiver Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.
b.None.
c.For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1	Amended and Restated Declaration of Trust, dated July 18, 2024(1)
3.2	Bylaws. dated July 18, 2024(1)
4.1	Form of Subscription Agreement(1)
4.2	Distribution Reinvestment Plan(2)
10.1	Investment Advisory Agreement, dated July 23, 2024, by and between Nuveen Churchill Private Credit Fund and Churchill Asset Management LLC(1)
10.2	Administration Agreement, dated July 23, 2024, by and between Nuveen Churchill Private Credit Fund and Churchill BDC Administration LLC(1)
10.3	Custody Agreement, dated July 19, 2024, by and between Nuveen Churchill Private Credit Fund and U.S. Bank National Association(1)
10.4	Transfer Agent Servicing Agreement, dated July 22, 2024, by and between Nuveen Churchill Private Credit Fund and U.S. Bancorp Fund Services, LLC(1)
10.5	Management and Incentive Fee Waiver Agreement, dated August 19, 2024, by and between Nuveen Churchill Private Credit Fund and Churchill Asset Management LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
(1)Previously filed as an exhibit to Nuveen Churchill Private Credit Fund's Amendment No. 2 to its Registration Statement on Form 10 (File No. 000-56659) filed on August 19, 2024.
(2)Previously filed as an exhibit to Nuveen Churchill Private Credit Fund’s Amendment No. 1 to its Registration Statement on Form 10 (File No. 000-56659) filed on July 3, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN CHURCHILL PRIVATE CREDIT FUND

By:	/s/ Kenneth Kencel
Name:	Kenneth Kencel
Title:	Chief Executive Officer, President, Trustee and Chairman

NUVEEN CHURCHILL PRIVATE CREDIT FUND

By:	/s/ Shai Vichness
Name:	Shai Vichness
Title:	Chief Financial Officer and Treasurer
Date: August 21, 2024